Form 10QSB
period 1999-12-31
MIGHTY MACK USA LTD
filed 2000-02-14
CIK 1097816

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

                           Commission File No.0-28621


                              Mighty Mack USA, Ltd.
        (Exact Name of Small Business Issuer as specified in its charter)


           Colorado                                        84-1378045
        ---------------                            -------------------------
        (State or other                            (IRS Employer File Number)
        Jurisdiction of
        Incorporation)


        1700 West Government, Suite 102
              Brandon, Mississippi                            39042
        ----------------------------------------            ----------
        (Address of principal executive offices)            (Zip code)



                                 (601) 825-2220
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                            ---   ---

The number of shares outstanding of Registrant's common stock, no par value per share, as of December 31, 1999 were 16,400,262 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements
         See attached financial statements

                              MIGHTY MACK USA, LTD

                              FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

                             MIGHTY MACK USA, LTD.
                                  Balance Sheet
                                December 31, 1999
                                   (Unaudited)


ASSETS:

Cash                                                                 $        972
Accounts Receivable                                                            --
Escrow Account                                                                392
Employee Advances                                                           1,400
Inventory                                                               4,662,000
                                                                     ------------

CURRENT ASSETS                                                          4,664,764

PROPERTY/EQUIPMENT

Transportation, net of Depreciation $200                                   11,800
Buildings/Homes, net of Depreciation $6,105                               974,000
Furniture/Fixtures, net of Depreciation $1,997                             53,922
Office Equipment, net of Depreciation $591                                 16,591
Plant Equipment, net of Depreciation $24,398                              590,109
                                                                     ------------

TOTAL PROPERTY/EQUIPMENT                                                1,646,422

OTHER ASSETS

Trade Names, Patent, net of Amortization $625                              99,375
                                                                     ------------

TOTAL OTHER ASSETS                                                         99,375
                                                                     ------------

TOTAL ASSETS                                                         $  6,410,561
                                                                     ============


LIABILITIES/STOCKHOLDERS' EQUITY

Accounts Payable                                                           69,362
Accrued Expenses                                                           89,054
Debentures Payable (10% convertible)                                      691,000
Notes Payable                                                           3,018,236
Royalty Fee Payable                                                     3,000,000
                                                                     ------------

TOTAL CURRENT LIABILITIES                                               6,867,652

STOCKHOLDERS' EQUITY

Preferred Stock, Class A, 5,000,000 shares authorized,
    no par value, none outstanding
Common Stock, 50,000,000 shares authorized,
    no par value, issued and outstanding 16,400,262                       507,015
Retained Deficit                                                         (964,106)
                                                                     ------------

TOTAL STOCKHOLDERS' EQUITY                                               (457,091)
                                                                     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  6,410,561
                                                                     ============


    The accompanying notes are an integral part of the financial statements

                             MIGHTY MACK USA, LTD.
                              Stockholder's Equity
                                December 31, 1999
                                   (Unaudited)


                                                                                             RETAINED         TOTAL
                                       PREFERRED STOCK                COMMON STOCK           EARNINGS/    STOCKHOLDERS'
DESCRIPTION                         SHARES         AMOUNT         SHARES        AMOUNT       (DEFICIT)        EQUITY
                                  ----------     ----------     ----------    ----------    ----------    -------------

BALANCE - JUNE 30, 1998              335,000     $    3,350      2,400,000    $    2,000    $   (5,350)    $       --

Cancellation and Issuance           (335,000)        (3,350)    14,000,262       505,015            --        501,665
    of Stock for Acquisition

Net Loss June 30, 1999                    --             --             --            --      (260,192)      (260,192)
                                  ----------     ----------     ----------    ----------    ----------     ----------

Balance - June 30, 1999                   --             --     16,400,262       507,015      (265,542)       241,473

Net Loss December 31, 1999                --             --             --            --      (698,564)      (698,564)
                                  ----------     ----------     ----------    ----------    ----------     ----------

BALANCE - DECEMBER 31, 1999               --     $       --     16,400,262    $  507,015    $ (964,106)    $ (457,091)
                                  ==========     ==========     ==========    ==========    ==========     ==========


    The accompanying notes are an integral part of the financial statements

                              MIGHTY MACK USA, LTD
                             Statement of Operations
                   For the Six Months Ended December 31, 1999
                                   (Unaudited)


REVENUES:                                                AMOUNT
                                                      ------------

     Product Sales                                    $     18,364
     Other Income                                            3,100
                                                      ------------

TOTAL REVENUES                                              21,464

     Cost of Goods Sold                                     (3,925)
                                                      ------------

GROSS MARGIN                                          $     17,539
                                                      ------------

OPERATING EXPENSES

     Interest Expense                                       25,810
     Operating Costs                                       416,389
     General & Administrative                              273,904
                                                      ------------

TOTAL OPERATING EXPENSES                                   716,103
                                                      ------------

NET LOSS                                              $   (698,564)
                                                      ============

LOSS PER SHARE                                        $      (0.04)
                                                      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     16,400,262
                                                      ============


    The accompanying notes are an integral part of the financial statements

                              MIGHTY MACK USA, LTD
                             Statement of Cash Flow
                   For the Six Months Ended December 31, 1999
                                   (Unaudited)


CASH FLOW FROM OPERATING ACTIVITIES

Net Income (Loss)                                               $(698,564)

Reconciliation of Net Income (Loss) to Net Cash
    Provided by (Used In) Operating Activities
    Depreciation and Amortization                                  33,916

(Increase) Decrease In:
    Accounts Receivable                                              (276)

Increase (Decrease) In:
    Accounts Payable                                                1,018
    Accrued Expenses                                               56,168
                                                                ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (607,738)

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Investment in Property & Equipment                          (199,684)
                                                                ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                        (199,684)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Notes Payable                                  117,394
     Debentures Payable                                           691,000
                                                                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         808,394

NET INCREASE IN CASH AND CASH EQUIVALENTS                             972

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        --

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $     972
                                                                =========

SUPPLEMENTAL DISCLOSURE

CASH PAID DURING THE YEAR FOR:
     Interest                                                          --
     Income Taxes                                                      --


    The accompanying notes are an integral part of the financial statements

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   For the Six Months Ended December 31, 1999


NOTE 1 - ORGANIZATION AND PRESENTATION:

       Organization:

       On July 19, 1996, Oxford Financial Holdings, Ltd. (the Company) was incorporated under the laws of Colorado to engage in all aspects of business consulting and information retrieval. Mighty Mack USA, LTD was incorporated in the state of Mississippi on November 9, 1998. Mighty Mack USA, LTD, a Mississippi Company, and Oxford Financial Holdings, LTD., a Colorado corporation, merged on June 15, 1999. The merger was treated as a reverse acquisition for accounting purposes with Mighty Mack USA, LTD. as the acquirer and Oxford Financial Holdings, LTD as the acquiree based upon Mighty Mack USA, LTD then current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Mighty Mack USA, LTD. stockholders exceeding that received by Oxford Financial Holdings, LTD stockholders. The Company changed its name to Mighty Mack USA, LTD.

       The Mississippi Corporation, Mighty Mack exchanged 53,022,950 shares or 100% of its common stock for 14,000,000 shares of common stock in the Company. The Company may be issuing 1,600,000 additional shares to various consultants as part of the transaction. Also the Company canceled the 335,000 shares of preferred stock that was outstanding leaving no shares of preferred stock outstanding after the consummation of the merger.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

       DESCRIPTION OF BUSINESS

       Mighty Mack USA, LTD markets, manufactures & wholesales HydroCarbon Absorbents & Environmental Remediation Products. The Company develops marketing and distribution outlets for its' products through established retail and wholesale distributors through out the country.

       REVENUE RECOGNITION

       Product Sales are sales of bag and bulk product manufactured by the company. Revenue is recognized at the time of sale.

       INVENTORY

       Inventory at December 31, 1999 by major classification is:

            Raw Materials and Work-in-Process                         $4,176,020
            Finished Goods                                            $  485,980
                                                                      ----------
            Total Inventory                                           $4,662,000
                                                                      ==========

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   For the Six Months Ended December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

         ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS:

         Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. Management believes that long-lived assets in the balance sheet are appropriately valued.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

           Furniture and fixtures                              7 years
           Computer equipment and software                    3- years
           Plant equipment                                      5 year
           Buildings                                          40 years


         FEDERAL INCOME TAX:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

         USE OF ESTIMATES:

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         TRADE NAMES AND PATENTS

         The Company has valued its trade names and patents at $100,000. These items are being amortized over a forty-year period.

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   For the Six Months Ended December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

                  Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

                  Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.


NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following as of December 31, 1999.

            Land                                            $    105,000
            Furniture and fixtures                                55,919
            Computer equipment and software                       17,182
            Plant equipment                                      614,507
            Transportation                                        12,000
                                                            ------------
            Building                                             875,105
                                                            ------------

            Subtotal                                           1,679,713
            Less:  Accumulated depreciation                      (33,291)
                                                            ------------

                                                            $  1,646,422
                                                            ============

NOTE 4 - INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating loss there are no income taxes currently due. Also, there were no material differences between recorded book basis and tax basis at September 30, 1999.

         The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of December 31, 1999, the Company has a net operating loss carry forward of $964,106 which has been fully reserved through a valuation allowance.

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   For the Six Months Ended December 31, 1999


NOTE 4 - INCOME TAXES (CONT.)

As of December 31, 1999, the Company had a net operating loss carry forward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carry forward, if not utilized, will begin to expire in the year 2013.


NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at December 31, 1999:

     Note - Robert C. Furrer, Officer & Director, at 8% annual interest rate.           $  242,311

     Note - Martin F. Schneider, Officer & Director, at 8% annual interest rate.        $  250,100

     Note - Product Services Co., Inc. for assets purchase agreement
           at 8% annual interest rate, remaining balance                                $2,525,825
                                                                                        ----------
                                                                                        $3,018,236
                                                                                        ==========

NOTE 6 - PRODUCT AND ASSET PURCHASE AGREEMENT

         The Company entered into an agreement on February 1, 1999 to acquire substantially all of the products of Product Services Co., Inc. a Mississippi Corporation and Theodore Dickerson. This purchase also includes the real estate items of a storage plant and land at Valley Park, Mississippi. This purchase includes certain intellectual property assets made up of patents, trademarks, trade names and security interests. This purchase agreement is for $6,000,000 made up of $3,000,000 due up front and $3,000,000 due as a royalty payment comprised of three percent of the wholesale price of product up to a maximum of $3,000,000. The total balance of the royalty payment is due and payable by January 31, 2002 no matter whether the sales have occurred or not.

NOTE 7 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $964,106. At December 31, 1999, current liabilities exceed current assets by $2,202,888. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   For the Six Months Ended December 31, 1999

NOTE 8 - RELATED PARTY TRANSACTION

         The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company is formulating a policy for the resolution of such conflicts.

NOTE 9 - DEBENTURES

         In December, 1999 the Company sold $691,000 worth of 10% Convertible Debentures for $25,000 per Debenture. All of the Debentures were issued in accordance with the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Rule 506 thereunder.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         Forward-Looking Statements

         The following discussion contains our forward-looking statements, including, but not limited to, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

         With the acquisition of the Mississippi Corporation, we began generating revenues from our operations. As of the six months ended December 31, 1999, we had revenues of $21,464. We had total revenues for the fiscal year ended June 30, 1999 of $4,736. Our total operating expenses for the six months ended December 31, 1999 were $716,103. Our total operating expenses for the fiscal year ended June 30, 1999 were $263,754. We had a net loss of $698,564, compared to a net loss of $260,192 for the fiscal year end. The loss for the six months ended December 31, 1999 was $0.04 per share, compared to a loss for the fiscal year ended June 30, 1999 of $0.10 per share.

         We continue to negotiate the acquisition of all of the rights and assets under the Purchase and Sale Agreement. Once this is complete, we believe that the revenues from operations will grow during the remaining fiscal year as we implement our business plan. However, if we are unable to complete the Purchase and Sale Agreement, our future operations may be seriously impaired. In any case, we believe that we will not be profitable during the current fiscal year. Our primary focus for this fiscal year will be to complete the acquisition under the Purchase and Sale Agreement and to build brand name recognition and product loyalty.

Liquidity and Capital Resources

         As of the end of the fiscal year, we had no cash or cash equivalents. As of the six month period ended December 31, 1999, we had cash or cash equivalents of $972. There was no significant change in working capital during the six month period. In August 1999, we completed a private placement and raised $691,000 and received loans from two of our affiliates of $117,394, all of which was used to fund our operations.

         We believe that we still have inadequate working capital to pursue all of our planned activities other than to internally expand the operations. We plan to raise additional capital during the coming fiscal year.

         We do not intend to pay dividends in the foreseeable future.


                           PART II- OTHER INFORMATION

         ITEM 1. Legal Proceedings

                  Our subsidiary, Mighty Mack USA, Ltd., a private Mississippi Corporation, was recently named a defendant in a lawsuit commenced in Louisiana by Alpha Distributing Company, Inc. The lawsuit claims breach of contract concerning certain sales and distribution rights of the Mississippi company's products, which rights were set forth in a written contract. The case has been continued without a date for further proceedings. This case was pending in the 22nd Judicial District Court, Parish of St. Tammany, State of Louisiana.

         Otherwise, we know of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of our Company in his/her capacity as such.

         ITEM 2. Changes in Securities and Use of Proceeds.

         In September, 1999, we sold $691,000 worth of 10% Convertible Debentures for $25,000 per Debenture to various entities. We used the proceeds to fund our operations and for working capital. All of the Debentures were issued in accordance with the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Rule 506 thereunder. All of the investors are considered to be sophisticated and/or accredited investors because of their previous investment experience and access to information on us necessary to make an informed investment decision.

         ITEM 3.  Defaults upon Senior Securities. None.
         ITEM 4.  Submission of Matters to a Vote of Security Holders. None
         ITEM 5.  Other Information. None.

         ITEM 6.  Exhibits and Reports on Form 8-K.

                  Exhibit No. 27.1- Financial Data Schedule

                  No reports on Form 8-K were filed as of the most recent fiscal quarter.


                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Mighty Mack USA, Ltd.



         Dated: 2/10/00                           By: /s/ MARTIN F. SCHNEIDER
                --------------------                  --------------------------
                                                         Martin F. Schneider
                                                         Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule