Form 10QSB
period 2000-03-31
MIGHTY MACK USA LTD
filed 2000-05-15
CIK 1097816

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No.0-28621


                              Mighty Mack USA, Ltd.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


           Colorado                             84-1378045
        ---------------                  --------------------------
        (State or other                  (IRS Employer File Number)
        Jurisdiction of
        Incorporation)

    1700 West Government, Suite 102
         Brandon, Mississippi                          39042
----------------------------------------             ---------
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

    The number of shares outstanding of Registrant's common stock, no par value per share, as of March 31, 2000 were 16,400,262 common shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         See attached financial statements

                              MIGHTY MACK USA, LTD

                              FINANCIAL STATEMENTS

                    FOR THE NINE-MONTHS ENDED MARCH 31, 2000

                                  (UNAUDITED)

                             MIGHTY MACK USA, LTD.
                                 Balance Sheet
                                 March 31, 2000
                                  (Unaudited)



                                                             March 31, 2000      June 30, 1999
                                                             --------------     ---------------

ASSETS:

Cash                                                         $            56    $            --
Loans Receivable - Officers                                           10,000                674
Escrow Account                                                           392                 --
Employee Advances                                                      1,400                 --
Inventory                                                          4,662,000          4,662,000
                                                             ---------------    ---------------

CURRENT ASSETS                                                     4,673,848          4,662,674

PROPERTY/EQUIPMENT

Transportation, net of Depreciation $200                              11,800             11,800
Buildings/Homes, net of Depreciation $6,105                          974,000            974,000
Furniture/Fixtures, net of Depreciation $1,997                        53,922             53,922
Office Equipment, net of Depreciation $591                            16,591             16,591
Plant Equipment, net of Depreciation $24,398                         590,109            423,237
                                                             ---------------    ---------------

TOTAL PROPERTY/EQUIPMENT                                           1,646,422          1,479,550

OTHER ASSETS

Trade Names, Patent, net of Amortization $625                         99,375             99,792
                                                             ---------------    ---------------

TOTAL OTHER ASSETS                                                    99,375             99,792
                                                             ---------------    ---------------

TOTAL ASSETS                                                 $     6,419,645    $     6,242,016
                                                             ===============    ===============


LIABILITIES/STOCKHOLDERS' EQUITY

Accounts Payable                                                     140,410             68,344
Accrued Expenses                                                      63,018             32,886
Debentures Payable (10% convertible)                                 691,000                 --
Notes Payable                                                      3,018,236          2,900,000
Royalty Fee Payable                                                3,000,000          3,000,000
                                                             ---------------    ---------------

TOTAL CURRENT LIABILITIES                                          6,912,664          6,001,230

STOCKHOLDERS' EQUITY

Preferred Stock, Class A, 5,000,000 shares authorized,
    no par value, none outstanding
Common Stock, 50,000,000 shares authorized,
    no par value, issued and outstanding 16,400,262                  507,015            507,015
Retained Deficit                                                  (1,000,034)          (265,542)
                                                             ---------------    ---------------

TOTAL STOCKHOLDERS' EQUITY                                          (493,019)           241,473
                                                             ---------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     6,419,645    $     6,242,703
                                                             ===============    ===============



   The accompanying notes are an integral part of these financial statements.

                              MIGHTY MACK USA, LTD.
                              Stockholders' Equity
                                 March 31, 2000
                                  (Unaudited)


                                                                                                       RETAINED          TOTAL
                                          PREFERRED STOCK                    COMMON STOCK              EARNINGS/      STOCKHOLDERS'
DESCRIPTION                            SHARES           AMOUNT           SHARES         AMOUNT         (DEFICIT)         EQUITY
                                   -------------    -------------    -------------   -------------   -------------    -------------

Balance - June 30, 1998                  335,000    $       3,350        2,400,000   $       2,000   $      (5,350)   $          --

Cancellation and Issuance               (335,000)          (3,350)      14,000,262         505,015              --          501,665
    of Stock for Acquisition

Net Loss June 30, 1999                        --               --               --              --        (260,192)        (260,192)
                                   -------------    -------------    -------------   -------------   -------------    -------------

Balance - June 30, 1999                       --               --       16,400,262         507,015        (265,542)         241,473

Net Loss 3/31/2000                            --               --               --              --        (734,492)        (734,492)
                                   -------------    -------------    -------------   -------------   -------------    -------------

Balance - March 31, 2000                      --    $          --       16,400,262   $     507,015   $  (1,000,034)   $    (493,019)
                                   =============    =============    =============   =============   =============    =============





   The accompanying notes are an integral part of these financial statements.

                              MIGHTY MACK USA, LTD.
                            Statement of Operations
                    For the Nine-Months Ended March 31, 2000
                                  (Unaudited)





                                              For Six-Months       For Year
                                                  Ended             Ended
REVENUES:                                     March 31, 2000     June 30, 1999
                                             ---------------    ---------------

     Product Sales                           $        17,001    $         4,736
     Other Income                                      4,300                 --
                                             ---------------    ---------------

TOTAL REVENUES                                        21,301              4,736

     Cost of Goods Sold                               (5,000)            (1,174)
                                             ---------------    ---------------

GROSS MARGIN                                 $        16,301    $         3,562
                                             ---------------    ---------------

OPERATING EXPENSES

     Interest Expense                                     --             21,334
     Operating Costs                                  18,850            170,804
     General & Administrative                         33,379             71,616
                                             ---------------    ---------------

TOTAL OPERATING EXPENSES                              52,229            263,754
                                             ---------------    ---------------

NET LOSS                                     $       (35,928)   $      (260,192)
                                             ===============    ===============

LOSS PER SHARE                               $         (0.04)   $         (0.10)
                                             ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING               16,400,262          2,600,011
                                             ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                              MIGHTY MACK USA, LTD.
                             Statement of Cash Flow
                    For the Nine-Months Ended March 31, 2000
                                  (Unaudited)







                                                           For the Nine-Months     For the Year
                                                                  Ended               Ended
                                                              March 31, 2000       June 30, 1999
                                                           -------------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES

Net Income (Loss)                                          $          (734,492)         (260,192)

Reconciliation of Net Income (Loss) to Net Cash
    Provided by (Used In) Operating Activities
    Depreciation and Amortization                                       33,916            10,440

(Increase) Decrease In:
    Accounts Receivable                                                    674              (674)

Increase (Decrease) In:
    Accounts Payable                                                    72,066            65,844
    Accrued Expenses                                                    30,132            29,537
                                                           -------------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (597,704)         (155,045)

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Investment in Property & Equipment                               (211,476)         (549,970)
                                                           -------------------    --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                             (211,476)         (549,970)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Notes Payable                                       118,236           200,000
     Debentures Payable                                                691,000           505,015
                                                           -------------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              809,236           705,015

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   56                --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             --                --

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $                56    $           --
                                                           ===================    ==============

SUPPLEMENTAL DISCLOSURE

CASH PAID DURING THE YEAR FOR:
     Interest                                                               --                --
     Income Taxes                                                           --                --



   The accompanying notes are an integral part of these financial statements.

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    For the Nine-Months Ended March 31, 2000


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

       REVENUE RECOGNITION

       Product Sales are sales of bag and bulk product manufactured by the company. Revenue is recognized at the time of sale.

       INVENTORY

       Inventory at March 31, 2000 by major classification is:


             Raw Materials and Work-in-Process                   $   4,176,020
             Finished Goods                                      $     485,980
                                                                 -------------
             Total Inventory                                     $   4,662,000
                                                                 =============

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    For the Nine-Months Ended March 31, 2000

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

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    For the Nine-Months Ended March 31, 2000

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


NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following as of March 31, 2000


               Land                                  $      105,000
               Furniture and fixtures                        55,919
               Computer equipment and software               17,182
               Plant equipment                              614,507
               Transportation                                12,000
                                                     --------------
               Building                                     875,105
                                                     --------------

               Subtotal                                   1,679,713
               Less:  Accumulated depreciation              (33,291)
                                                     --------------

                                                     $    1,646,422
                                                     ==============


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

         The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of March 31, 2000, the Company has a net operating loss carry forward of $1,000,034, which has been fully reserved through a valuation allowance.

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    For the Nine-Months Ended March 31, 2000


NOTE 4 - INCOME TAXES (CONT.)

As of March 31, 2000, the Company had a net operating loss carry forward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carry forward, if not utilized, will begin to expire in the year 2013.


NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2000:


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

NOTE 7 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $1,000,034. At March 31, 2000, current liabilities exceed current assets by $2,238,816. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                              MIGHTY MACK USA, LTD
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    For the Nine-Months Ended March 31, 2000

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

         Results of Operations

         With the acquisition of the Mississippi Corporation, we began generating revenues from our operations. Our accountants have questioned our ability to continue as a going concern. As of March 31, 2000, current liabilities exceed current assets by $2,238,816. As of the nine months ended March 31, 2000, we had revenues of $42,765. We had total revenues for the fiscal year ended June 30, 1999 of $4,736. Our total operating expenses for the nine months ended March 31, 2000 were $768,332. Our total operating expenses for the fiscal year ended June 30, 1999 were $263,754. We had a net loss of $734,492 for the nine months ended March 31, 2000, compared to a net loss of $260,192 for the fiscal year end. The loss for the nine months ended March 31, 2000 was $0.04 per share, compared to a loss for the fiscal year ended June 30, 1999 of $0.10 per share.

                  We continue to negotiate the acquisition of all of the rights and assets under the Purchase and Sale Agreement. Once this is complete, we believe that the revenues from operations will grow during the remaining fiscal year as we implement our business plan. However, if we are unable to complete the Purchase and Sale Agreement, our future operations may be seriously impaired. In any case, we do not expect to be profitable during the current fiscal year. Our primary focus for this fiscal year will be to complete the acquisition under the Purchase and Sale Agreement and to build brand name recognition and product loyalty.

         Liquidity and Capital Resources

         As of the end of the fiscal year, we had no cash or cash equivalents. As of the end of the nine month period ended March 31, 2000, we had cash or cash equivalents of $56. There was no significant change in working capital during the nine month period ended March 31, 2000. In August 1999, we completed a private placement and raised $691,000 and received loans from two of our affiliates of $117,394, all of which was used to fund our operations.

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

         ITEM 2.  Changes in Securities and Use of Proceeds.

         In 1999, we sold $691,000 worth of 10% Convertible Debentures for $25,000 per Debenture to various entities. We used the proceeds to fund our operations and for working capital. All of the Debentures were issued in accordance with the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Rule 506 thereunder. All of the investors are considered to be sophisticated and/or accredited investors because of their previous investment experience and access to information on us necessary to make an informed investment decision.

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


                                             Mighty Mack USA, Ltd.



         Dated: 5/12/00                      By: /s/ MARTIN F. SCHNEIDER
               ---------------------            --------------------------------
                                                Martin F. Schneider
                                                Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule